Form 10KSB
period 2004-12-31
ECHELON ACQUISITION CORP.
filed 2005-03-11
CIK 1302646

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2004
                                            -----------------

                       Commission file number 000-50977
                                              ---------

                           ECHELON ACQUISITION CORP.
                          --------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                        n/a
--------------------------------          -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

P.O. Box 42198, Philadelphia, Pennsylvania                     19101
------------------------------------------------------        --------
     Address of principal executive office                    Zip Code

                   Issuer's Telephone Number: (215) 359-2163
                                              --------------

        Securities registered under Section 12(b) of the Exchange Act:
                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                         -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on
December 31, 2004, was 148,000 shares.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Echelon Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on July 27, 2004. We were formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger consolidation, or purchase or sale of significant amount of assets not in the ordinary course of business.

We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule
12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

We will attempt to locate and negotiate with a business entity for the merger of a target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3)
the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6)
a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

   *   the available technical, financial and managerial resources;

   *   working capital and other financial requirements; history of operations, if any;

   *   prospects for the future;

   *   nature of present and expected competition;

   *   the quality and experience of management services which may be available and the depth of that management;

   *   the potential for further research, development, or exploration;

   *   specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

   *   the potential for growth or expansion;

   *   the potential for profit;

   *   the perceived public recognition or acceptance of products, services, or trades; name identification and;

   *   other relevant factors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued
after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the
Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholder would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholder at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and
Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for our stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the office of management at no cost to us.
Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will request that our common stock to be quoted on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq
SmallCap Market, National Market System or regional or national exchange.

The proposed business activities described herein classify us as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. Accordingly, our stockholder has agreed that he will not sell or otherwise transfer his shares of our common stock except in connection with or following completion of a merger or acquisition and we have no longer classified as a blank check company.

During the past three years (For the fiscal year ended: December 31, 2004), we have issued securities which were not registered as follows:

Date           Name                  Number of Shares    Consideration
-------------  -------------------   ----------------    -------------
July 27, 2004  Soloman Lam           148,000             $148(1)

-----------
(1) Shares issued to Mr. Lam were in return for services provided to us by Mr. Lam, in lieu of cash. With respect to the stock issued to Mr. Lam, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

Subsequent Events

On February 23, 2005, the Board of Directors of Echelon Acquisition Corp.
(the "Company") approved the issuance of 11,500,000 restricted shares of the
Company's $.001 par value Common Stock. The shares were issued to retain the services of William Tay as CEO and President of the Company and were deemed fully paid and non-assessable on that date. The issuance was carried out in a private transaction pursuant to an exemption provided by Section 4(2) of the
Securities Act of 1933. As a result of this issuance, a change in control has occured. Mr. Tay currently owns 11,500,000 shares, or 98.7%, of the Company's
11,648,000 common shares issued and outstanding as of the date of this filing.

ITEM 6. PLAN OF OPERATION

We are currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting
("public") company whose securities are qualified for trading in the United
States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our sole stockholder, we have not commenced any operational activities.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the
Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company with securities registered pursuant to Rule 12(g) of the Exchange Act. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our financial statements' reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Our Officer and Director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances maybe converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

ITEM 7. FINANCIAL STATEMENTS

The Company is an inactive entity as defined by Section 3-11 of Regulation S-X.
Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

                           ECHELON ACQUISITION CORP.

                            A DELAWARE CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                        UNAUDITED FINANCIAL STATEMENTS

                            AS OF DECEMBER 31, 2004

                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                               December 31, 2004
                                  (Unaudited)

                                    ASSETS

CURRENT ASSETS:
 Cash                                                                $      -
                                                                     --------

TOTAL ASSETS                                                         $      -
                                                                     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                $    800
                                                                     --------
     Total Current Liabilities                                            800
                                                                     --------

 Total Liabilities                                                   $    800

STOCKHOLDERS' EQUITY:
Preferred Stock at $0.001 par value; authorized
 20,000,000 shares; no shares issued and
 outstanding                                                                -
Common stock at $0.001 par value; authorized
 100,000,000 shares; 148,000 shares issued
 and outstanding                                                          148
 Accumulated deficit                                                     (948)
                                                                     --------

     Total Stockholders' Equity                                          (800)
                                                                     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      -
                                                                     ========

  The accompanying notes are an integral part of these financial statements.

                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                 Period from
                                                                July 27, 2004
                                                               (inception) to
                                                                 December 31,
                                                                     2004
                                                               ---------------

Revenue                                                        $             -
                                                               ---------------

General and administrative
 Organization and related expenses                                         148
 Administrative and general expenses                                       800
                                                               ---------------
Net loss and deficit accumulated during
 development stage                                             $          (948)
                                                               ===============

Basic and diluted loss per share                               $         (0.01)
                                                               ===============
Weighted average number of common
 shares outstanding                                                    148,000
                                                               ===============

  The accompanying notes are an integral part of these financial statements.

                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                 Period from
                                                                July 27, 2004
                                                               (inception) to
                                                                 December 31,
                                                                     2004
                                                               ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $          (948)
Issuance of stock for services rendered                                    148
Increases (Decrease) in accrued expenses                                   800
                                                               ---------------
Net Cash Provided (used) by Operating Activities                             -

CASH FLOWS FROM INVESTING ACTIVITIES                                         -
                                                               ---------------
CASH FLOWS FROM FINANCING ACTIVITIES                                         -
                                                               ---------------
INCREASE IN CASH AND CASH EQUIVALENTS                                        -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             -
                                                               ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $             -
                                                               ===============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued to founder for services
 rendered                                                      $           148
                                                               ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                                       $             -
                                                               ===============
Income taxes                                                   $             -
                                                               ===============

  The accompanying notes are an integral part of these financial statements.

                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                                  (Unaudited)

                                    Common Stock
                              -------------------------   Additional                   Total
                               Numbers of                  paid-in     Accumulated  Stockholders'
                                 Shares       Amount       capital       Deficit       Equity
                              ------------  -----------   -----------   ---------   -------------

July 27, 2004 (inception)
Shares issued for services        148,000   $      148    $        0    $      0    $        148

Net loss                                             0             0        (948)           (948)
                              ------------  -----------   -----------   ---------   -------------
Balance, December 31, 2004        148,000   $      148    $        0    $   (948)   $       (800)
                              ============  ===========   ===========   =========   =============

  The accompanying notes are an integral part of these financial statements.

                           ECHELON ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

Echelon Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on July 27, 2004 and has been inactive since inception. The
Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the
Company's activities have been accounted for as those of a "Development Stage
Enterprise" as set forth in Financial Accounting Standards Board Statement No.
7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

A.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

B.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards
Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109").
Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under
Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December
31, 2004.

C.  Cash Equivalents

                           ECHELON ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004
                                  (UNAUDITED)

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

D.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

If the Company is successful in raising funds and becoming a business development company, its principal estimates will involve the determination of the value of its portfolio companies.

The net asset value per share of our outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of, each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

In calculating the value of our total assets, we will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities. Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of our board of directors based on the recommendation by our investment adviser and under valuation guidelines adopted by our board of directors, and then approved by our entire board of directors. Initially, the fair value of these securities will be their original cost. Debt securities valued at cost would be revalued for significant events affecting the issuer's performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company's operations and changes in market conditions.

For warrants, our cost usually will be a nominal amount, such as $.01 per share. Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost. Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers. Our valuation guidelines are subject to periodic review by our board of directors and may be revised in light of our experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any

                           ECHELON ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004
                                  (UNAUDITED)

change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2004 for purposes of computing fully diluted earnings per share.

F.  Impact Of New Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standards No.
145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB
Statement 13, and Technical Corrections" ("SFAS 145"). For most companies, SFAS
145 requires gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Adoption of this standard has had no impact on the Company.

The FASB recently issued Statement of Financial Accounting Standards No. 146,
"Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS
146"). SFAS 146 nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-
3, Liability Recognition for Certain Employee Termination Benefits and Other
Costs to Exit an Activity.  SFAS 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred while
EITF Issue No. 94-3 recognized such liability at such time that an entity committed to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation--Transition and Disclosure," which amends SFAS No. 123,
"Accounting for Stock Based Compensation."

SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued.) In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.
The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31,
2002. The Company has no obligations regarding Interpretation No. 45.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities." Interpretation 46 clarifies the application of
Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and
applies immediately to any variable interest entities created after January 31,
2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

NOTE 3 -- GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic

                           ECHELON ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004
                                  (UNAUDITED)

alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - SHAREHOLDER'S EQUITY

On July 27, 2004, the Board of Directors issued 148,000 shares of common stock for $148 in services to the founding shareholder of the Company to fund organizational start-up costs.

Common Stock

The holders of the Company's common stock:

   -   Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

   -   Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

   -   Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

   -   Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Subsequent Events

On February 23, 2005, the Board of Directors of Echelon Acquisition Corp.
(the "Company") approved the issuance of 11,500,000 restricted shares of the
Company's $.001 par value Common Stock. The shares were issued to retain the services of William Tay as CEO and President of the Company and were deemed fully paid and non-assessable on that date. The issuance was carried out in a private transaction pursuant to an exemption provided by Section 4(2) of the
Securities Act of 1933. As a result of this issuance, a change in control has occured. Mr. Tay currently owns 11,500,000 shares, or 98.7%, of the Company's
11,648,000 common shares issued and outstanding as of the date of this filing.

Preferred Stock

The Company has authorized, but not issued, 20,000,000 shares of preferred stock at $.0001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

ITEM 8A CONTROLS AND PROCEDURES

We are a development stage company with no revenues and our sole officer and director has responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our
Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our sole officer and director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.
Based on the foregoing, our sole officer and director concluded that, given the
Company's limited operations, our disclosure controls and procedures were effective.

                                   PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT

As of the date of this filing, March 11, 2005, our Director and Officer is as follows:

Name                     Age       Title
----                     ---       -----
William Tay              33        President, Secretary, Treasurer and Director

WORK EXPERIENCE

William Tay, Director, President, CEO/CFO, Secretary and Treasurer

Mr. Tay has served as the Company's director, president, and secretary since
2/23/05, and will serve on the board until the next annual shareholders'
meeting of the Company or until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

William Tay has been Echelon Acquisition Corp. President, Chief Executive
Officer, Chief Financial Officer and Director since February 23, 2005. For the past five years, he has been a business consultant, specializing in corporate and securities consulting services for small to medium sized entrepreneurial companies. Prior to that, Mr. Tay was a licensed National Association of
Securities Dealers (NASD) Series 7 Registered Representative or stockbroker.

Mr. Tay has not involved in any legal proceedings as described in Item 401 of
Regulation S-B.

NOTES:

(1) William Tay is Echelon's sole officer and director, and a controlling shareholder. Mr. Tay owns 98.7% of the capital stock of Echelon Acquisition
Corp. as of the date of this filing, March 11, 2005.

The names, ages and positions of the Company's directors and executive officers for the year ended December 31, 2004, are as follows:

NAME          AGE   POSITIONS AND OFFICES HELD
-----------   ---   --------------------------------------------
Soloman Lam   50    President, Secretary, Treasurer and Director

WORK EXPERIENCE

Soloman Lam, former Director, President, CEO/CFO, Secretary

Mr. Lam has served as the Company's director, president, and secretary since inception to the date of his resignation on February 23, 2005.

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

Soloman Lam (50) For the last five years, Mr. Soloman Lam served as Chief
Executive Officer, President, Treasurer and a Director of Newport International
Group, Inc.  From 1977 to 1999, Mr. Lam served as President of Equewest
Investment Ltd., a commercial and residential real estate development company.
Mr. Lam has managed numerous large-scale projects including a 400- acre, $20 million subdivision near Vancouver, B.C., and a $30 million 16-story hotel in downtown Vancouver.  Mr. Lam received a Bachelor of Science degree in Business
Administration from Boston University in 1976.

Mr. Lam has not involved in any legal proceedings as described in Item 401 of
Regulation S-B.

CONFLICTS OF INTEREST

The Company's proposed business raises potential conflicts of interest between the Company and William Tay, the Company's sole officer and director.  Mr. Tay has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. Mr. Tay intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Tay would not attend to other matters prior to those of the Company. Mr. Tay estimates that the business plan of the Company can be implemented in theory by devoting approximately 15 to 20 hours per month over the course of several months but such figure cannot be stated with precision.

The terms of business combination may include such terms as Mr. Tay remaining a director or officer of the Company and/or the continuing work of the Company being handled by Mr. Tay as a director. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Tay for the purchase or retirement of all or part of his common stock of the Company by a target company. Mr. Tay would directly benefit from such payment. Such benefits may influence Mr. Tay's choice of a target company.

There are no binding guidelines or procedures for resolving potential conflicts of interest.  Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to us. However, any attempt by stockholder to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's current and future officers or directors are involved in the management of any company with which the Company transacts business. The Company has adopted a policy that the Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management of the Company or any affiliates or associates have any interest, direct or indirect.  The Company has established no other binding guidelines or procedures for resolving potential conflicts of interest.
Accordingly, the Company's officer will be required to use their discretion to resolve them in a manner which he considers appropriate. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange
Act"), requires Echelon Acquisition Corp. officers and directors, and persons who beneficially own more than ten percent of Echelon Acquisition Corp. common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Echelon
Acquisition Corp. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Echelon Acquisition Corp.
and written representations from Echelon Acquisition Corp. executive officer and director, believes that during the year ended 2004 all forms 3 and 4 were filed on a timely basis.

Audit Committee and Financial Expert

We do not have an Audit Committee, William Tay, our sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

   1.  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

   2.  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

   3.  Compliance with applicable governmental laws, rules and regulations;

   4.  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

   5.  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the sole management for the Company. We believe that as a result of the limited interaction which occurs having a sole officer/director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. William
Tay, our sole director, performs some of the functions associated with a
Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Compensation Committee

We do not have a formal Compensation Committee. William Tay, our sole director, performs some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31, 2004. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                 NAME AND ADDRESS OF              AMOUNT OF BENEFICIAL   PERCENTAGE OF
TITLE OF CLASS   BENEFICIAL OWNER                 OWNERSHIP              CLASS
--------------   ------------------------------   --------------------   -------------
Common Stock     Soloman Lam (1)                        148,000               100%
                 11863 Wimbledon Circle, #418
                 Wellington, Florida 33414

Common Stock     All Executive Officers and
                 Directors as a Group (1 person)        148,000               100%

----------------
(1)    Based on 148,000 shares of Common Stock outstanding as of December 31,
       2004.

CURRENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information regarding beneficial ownership of the Company's common stock as of the date of this filing. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                                             SHARES         PERCENT
                                          BENEFICIALLY      OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER        OWNED(1)       OUTSTANDING
------------------------------------      -------------    -----------
William Tay                                11,500,000         98.7%
P.O. Box 42198
Philadelphia, PA 19101
(Mr. Tay is currently the sole
officer and director of the Company)

All Executive Officers and
Directors as a Group
(1 Person)                                 11,500,000         98.7%

----------------
(1)    Based on 11,648,000 shares of Common Stock outstanding as of March 11,
       2005, the date of this filing.

A business combination will, in all likelihood, result in stockholders of the target business obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Mr.
Tay to resign or be removed as an officer and/or director and a corresponding reduction in or elimination of his participation in the future affairs of the
Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 27, 2004 (inception), the Company issued 148,000 restricted shares of its common stock to Soloman Lam in exchange for his services in developing our business concept and plan. See Item 4, "Recent Sales of Unregistered
Securities." At that time, Mr. Lam was our sole officer and director and sole shareholder of Echelon Acquisition Corp. until February 23, 2005. With respect to the sales made to Mr. Lam, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder. Such security holder cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act.

Subsequent Events

On February 23, 2005, the Board of Directors of Echelon Acquisition Corp.
(the "Company") approved the issuance of 11,500,000 restricted shares of the
Company's $.001 par value Common Stock. The shares were issued to retain the services of William Tay as CEO and President of the Company and were deemed fully paid and non-assessable on that date. The issuance was carried out in a private transaction pursuant to an exemption provided by Section 4(2) of the
Securities Act of 1933. As a result of this issuance, a change in control has occured. Mr. Tay currently owns 11,500,000 shares, or 98.7%, of the Company's
11,648,000 common shares issued and outstanding as of the date of this filing.

Attestation of President and Chief Financial Officer as to our internal controls

Our President/Chief Financial Officer, William Tay, has evaluated the effectiveness of our internal controls and has found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluations.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

3.1*    Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 16, 2004, and incorporated herein by reference.

3.2*     By-Laws filed as an exhibit to the Company's registration statement on
Form 10-SB filed on September 16, 2004, and incorporated herein by reference.

3.3*     Specimen of Certificate of Common Stock filed as an exhibit to the
Company's registration statement on Form 10-SB filed on September 16, 2004, and incorporated herein by reference

31.1**    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002

32.1**    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

--------------------------
* Previously filed
** Filed herewith

(b) There were no Form 8-Ks filed by the Company during the year ended December
31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                       2004
                       ----
(1) Audit Fees         $800
(2) Audit Related Fees None
(3) Tax Fees           None
(4) All Other Fees     None

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON ACQUISITION CORP.

By: /s/ William Tay
---------------------------
William Tay, President

Dated: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME               OFFICE                             DATE
----------------   --------------------------------   -----------------
/s/ William Tay    President, Secretary, Treasurer,   March 11, 2005
----------------   Chief Accounting Officer, and
William Tay        Director

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT

EXHIBIT 31.1

                                 CERTIFICATION

I, William Tay, certify that:

   1.  I have reviewed this report on Form 10-KSB of Echelon Acquisition
       Corp.;

   2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

   4.  I am the sole officer and director and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in
       Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-
       15(f)) for the small business issuer and have:

   a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

   b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c.  Evaluated the effectiveness of the small business issuer disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
       and

   d.  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

   1.  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors of the small business issuer's board of directors (or persons performing the equivalent functions):

   a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information;
       and

   b.  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 11, 2005

/s/ William Tay
-------------------------------
William Tay
President and
Chief Accounting Officer

CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT

EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Echelon Acquisition Corp. (the
"Company") on Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
William Tay, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that:

   1.  The Report fully complies with the requirements of Section 13(a) or
       15(d) of the Securities Exchange Act of 1934; and

   2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
       Company.

/s/ William Tay
-------------------------------
William Tay
President and Chief Accounting Officer
March 11, 2005