Form 10QSB
period 2005-03-31
ECHELON ACQUISITION CORP.
filed 2005-04-15
CIK 1302646

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

  ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____________ to ___________

                 Commission file number:          000-50977
                                        -----------------------------------

                          ECHELON ACQUISITION CORP.
---------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as specified in its charter)

           Delaware
---------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

                              c/o William Tay
                              P.O. Box 42198
                           Philadelphia, Pa 19101
---------------------------------------------------------------------------
                 (Address of principal executive offices)

                               (215) 359-2163
---------------------------------------------------------------------------
                         (Issuer's telephone number)

                               Not applicable.
---------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]    No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2005: 11,648,000 shares of common stock, $.001 par value, as of the date of this Report.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.





                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                             As of March 31, 2005
                                  (Unaudited)


                                    ASSETS
CURRENT ASSETS:
 Cash                                                                $      -
                                                                     --------

TOTAL ASSETS                                                         $      -
                                                                     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued expenses                                                    $    800
                                                                     --------
     Total Current Liabilities                                            800
                                                                     --------

 Total Liabilities                                                   $    800


STOCKHOLDERS' EQUITY:
Preferred Stock at $0.001 par value; authorized
 20,000,000 shares; no shares issued and
 outstanding                                                                -
Common stock at $0.001 par value; authorized
 100,000,000 shares; 11,648,000 shares issued
 and outstanding                                                       11,648
 Accumulated deficit                                                  (12,448)
                                                                     --------

     Total Stockholders' Equity                                          (800)
                                                                     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      -
                                                                     ========

  The accompanying notes are an integral part of these financial statements.


                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Operations
                                 (Unaudited)


                                          For the         Period from
                                          3-Months       July 27, 2004
                                          Ended           (inception)
                                          March 31,       to March 31,
                                          2005                2005
                                          ------------    ------------

Revenue                                   $          -    $          -
                                          ------------    ------------
Expenses
 Organization and related expenses                   -             148
 Administrative and general expenses            11,500          12,300
                                          ------------    ------------
Net loss                                  $    (11,500)   $    (12,448)
                                          ============    ============

Basic and diluted loss per share          $     (0.001)   $     (0.001)
                                          ============    ============
Weighted average number of common
 shares outstanding                         11,648,000      11,648,000
                                          ============    ============

  The accompanying notes are an integral part of these financial statements.


                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                 (Unaudited)



                                                 For the         Period from
                                                 3-Months       July 27, 2004
                                                 Ended           (inception)
                                                 March 31,       to March 31,
                                                 2005                2005
                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $    (11,500)   $    (12,448)
Issuance of stock for services rendered                11,500          11,648
Increases (Decrease) in accrued expenses                    -             800
                                                 ------------    ------------
Net Cash Provided (used) by Operating Activities            -               -

CASH FLOWS FROM INVESTING ACTIVITIES                        -               -
                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES                        -               -
                                                 ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS                       -               -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            -               -
                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $          -    $          -
                                                 ============    ============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued for services rendered        $     11,500    $     11,648
                                                 ============    ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                         $          -    $          -
                                                 ============    ============
Income taxes                                     $          -    $          -
                                                 ============    ============

  The accompanying notes are an integral part of these financial statements.


                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                For the Period Ended March 31, 2005 (Unaudited)


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

B.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2005.

C.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                For the Period Ended March 31, 2005 (Unaudited)


D.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of

                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                For the Period Ended March 31, 2005 (Unaudited)


such valuations, and any change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at March 31, 2005 for purposes of computing fully diluted earnings per share.

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

The FASB recently issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred while EITF Issue No. 94-3 recognized such liability at such time that an entity committed to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation.

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

                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                For the Period Ended March 31, 2005 (Unaudited)


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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

NOTE 3 -- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                For the Period Ended March 31, 2005 (Unaudited)


NOTE 4 - SHAREHOLDER'S EQUITY

On July 27, 2004, the Board of Directors issued 148,000 shares of common stock for $148 in services to the founding shareholder of the Company to fund organizational start-up costs.

On February 23, 2005, the Board of Directors approved the issuance of 11,500,000 shares of common stock to retain the services of William Tay as CEO and President of the Company and were deemed fully paid and non-assessable on that date.

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

The Company has authorized, but not issued, 20,000,000 shares of preferred stock at $.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.



Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Plan of Operation

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

We are currently seeking to engage in a merger with or acquisition of a foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to two stockholders, we have not commenced any operational activities.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

Our sole officer and director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances maybe converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

Results of Operations

Since inception the Company has not conducted any business operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the three months ended March 31, 2005, the Company had no revenues, and incurred expenses of $11,500.

Liquidity and Capital Resources.

At March 31, 2005, the Company had no cash and no other assets.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

Item 3. Controls and Procedures.

Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities.

On February 23, 2005, the Board of Directors of the Company approved the issuance of 11,500,000 restricted shares of the Company's $.001 par value Common Stock. The shares were issued to retain the services of William Tay as CEO and President of the Company and were deemed fully paid and non-assessable on that date. The issuance was carried out in a private transaction pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    1)  Exhibits

        31.1 Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002.

        32.1 Certification Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

     2) Reports on Form 8-K: An 8-K report was filed on February 25, 2005 to report Items 3.02 (Unregistered Sales of Equity Securities), 5.01 (Changes in Control of Registrant) and 9.01 (Financial Statements and Exhibits).



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Echelon Acquisition Corp.


By: /s/ William Tay
   ----------------------
   William Tay, President


Date: April 15, 2005