Form 10QSB
period 2005-06-30
ECHELON ACQUISITION CORP.
filed 2005-07-11
CIK 1302646

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act

             For the transition period from __________ to __________

                         Commission file number 0-50977

                            ECHELON ACQUISITION CORP.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                                  N/A
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)


                        c/o William Tay, P.O. Box 42198
                        Philadelphia, Pennsylvania 19101
                    (Address of Principal Executive Offices)


                                 (215) 359-2163
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 11, 2005 there were 11,648,000 shares of common stock issued and outstanding, par value $.001, and no shares of preferred stock are issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                                 Balance Sheet
                              As of June 30, 2005
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

                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                            Statement of Operations
                                 (Unaudited)


                                          For the        For the          Period from
                                          3-Months       6-Months         July 27, 2004
                                          Ended          Ended            (inception)
                                          June 30,       June 30,         to June 30,
                                          2005           2005             2005
                                          ------------   ------------     ------------

Revenue                                   $          -   $          -     $          -
                                          ------------   ------------     ------------
Expenses
 Organization and related expenses                   -              -              148
 Administrative and general expenses                 -         11,500           12,300
                                          ------------   ------------     ------------
Net loss                                  $          -   $    (11,500)    $    (12,448)
                                          ============   ============     ============

Basic and diluted loss per share          $          -   $     (0.001)    $     (0.001)
                                          ============   ============     ============
Weighted average number of common
 shares outstanding                         11,648,000     11,648,000       11,648,000
                                          ============   ============     ============

  The accompanying notes are an integral part of these financial statements.

                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                            Statement of Cash Flows
                                 (Unaudited)


                                          For the        For the          Period from
                                          3-Months       6-Months         July 27, 2004
                                          Ended          Ended            (inception)
                                          June 30,       June 30,         to June 30,
                                          2005           2005             2005
                                          ------------   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $              $    (11,500)    $    (12,448)
Issuance of stock for services rendered              -         11,500           11,648
Increases (Decrease) in accrued expenses             -              -              800
                                          ------------   ------------     ------------
Net Cash Provided (used) by Operating
 Activities                                          -              -                -

CASH FLOWS FROM INVESTING ACTIVITIES                 -              -                -
                                          ------------   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES                 -              -                -
                                          ------------   ------------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS                -              -                -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           -              -                -
                                          ------------   ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $          -   $          -     $          -
                                          ============   ============     ============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued for services rendered $          -   $     11,500     $     11,648
                                          ============   ============     ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:

Cash Paid For:
Interest                                  $          -   $          -     $          -
                                          ============   ============     ============
Income taxes                              $          -   $          -     $          -
                                          ============   ============     ============

  The accompanying notes are an integral part of these financial statements.

                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                         Notes to Financial Statements
                 For the Period Ended June 30, 2005 (Unaudited)


NOTE 1 -- ORGANIZATION

Echelon Acquisition Corp. (A Development Stage Enterprise) (the "Company") was incorporated on July 27, 2004 under the laws of the State of Delaware. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and locating potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of June 30, 2005.

The accompanying financial statements include the accounts of the Company from the date of its formation.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and six months ended June 30, 2005 and from its inception (July 27, 2004) to June 30, 2005. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 as filed with the U.S. Securities and Exchange Commission.

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

B.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended June 30, 2005.

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

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2005 for purposes of computing fully diluted earnings per share.

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

The shares were deemed to have been issued pursuant to an exemption provided by
Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving a public offering."

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

BACKGROUND OF THE COMPANY

Echelon Acquisition Corp. (the "Company") was organized under the Laws of the State of Delaware, on July 27, 2004, as a blank check or shell company whose primary purpose is to engage in a merger with, or acquisition of one or a small number of private firms. Such firms are expected to be private corporations, partnerships or sole proprietorships. From inception through the present time, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger candidates.

The Company is still a "blank check" or "shell" company. At present, the Company has no business opportunities under contemplation for acquisitions.

GENERAL OVERVIEW

The Company's activities since inception have been limited to organizational matters, compliance efforts and locating potential merger candidates, and the Company has not engaged in any operating activity since its inception.

The Company has registered its Common Stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange
Act) and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there is a public market; (8) enhanced corporate image; and, (9) a presence in the United States capital market.

A private company which may be interested in a business combination with the Company may include (1) a Company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its Common Stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a public company.

The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, management has not made any final decision concerning, and has not entered into any agreements for, a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

There is no trading market for our common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP # for its securities and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board"). There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

GOING CONCERN

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our lack of cash is inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Not applicable.

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

     2)  Reports on Form 8-K:  None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ECHELON ACQUISITION CORP.


Dated: July 11, 2005                               By:   /s/ William Tay
                                                       -------------------------
                                                       William Tay
                                                       Chief Executive Officer

EXHIBIT 31.1


                                 CERTIFICATION


I, William Tay, certify that:

1.    I have reviewed this report on Form 10-QSB of Echelon Acquisition Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. I am the sole officer and director and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the small business issuer disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: July 11, 2005


/s/ William Tay
-------------------------------------
William Tay, President, CEO and CFO

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


            In connection with the quarterly report of Echelon Acquisition Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on July 11, 2005 (the "Report"), I, William Tay, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ William Tay
--------------------------------------------
William Tay
Chief Executive Officer and
Chief Financial Officer
July 11, 2005