Form 10QSB
period 2005-09-30
ECHELON ACQUISITION CORP.
filed 2005-10-21
CIK 1302646

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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


                           c/o Wm. Tay & Associates
                                P.O. Box 42198
                       Philadelphia, Pennsylvania 19101
                   (Address of Principal Executive Offices)


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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 21, 2005 there were 11,648,000 shares of common stock issued and outstanding, par value $.001, and no shares of preferred stock are issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements









                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                                 Balance Sheet
                           As of SEPTEMBER 30, 2005
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









                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                            Statement of Operations
                                 (Unaudited)


                                          For the         For the         For the          Period from
                                          3-Months        3-Months        9-Months         July 27, 2004
                                          Ended           Ended           Ended            (inception)
                                          September       September       September        to September
                                          30, 2005        30, 2004        30, 2005         30, 2005
                                          ------------    ------------    ------------     ------------

Revenue                                   $          -    $          -    $          -     $          -
                                          ------------    ------------    ------------     ------------
Expenses
 Organization and related expenses                   -             148               -              148
 Administrative and general expenses                 -               -          11,500           12,300
                                          ------------    ------------    ------------     ------------
Net loss                                  $          -    $       (148)        (11,500)    $    (12,448)
                                          ============    ============    ============     ============

Basic and diluted loss per share          $          -    $     (0.001)         (0.001)    $     (0.001)
                                          ============    ============    ============     ============
Weighted average number of common
 shares outstanding                         11,648,000         148,000      11,648,000       11,648,000
                                          ============    ============    ============     ============









  The accompanying notes are an integral part of these financial statements.









                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                            Statement of Cash Flows
                                 (Unaudited)


                                          For the        For the        For the        Period from
                                          3-Months       3-Months       9-Months       July 27, 2004
                                          Ended          Ended          Ended          (inception)
                                          September      September      September      to September
                                          30, 2005       30, 2004       30, 2005       30, 2005
                                          ------------   ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $          -   $       (148)  $    (11,500)  $    (12,448)
Issuance of stock for services rendered              -            148         11,500         11,648
Increases (Decrease) in accrued expenses             -              -              -            800
                                          ------------   ------------   ------------   ------------
Net Cash Provided (used) by Operating
 Activities                                          -              -              -              -

CASH FLOWS FROM INVESTING ACTIVITIES                 -              -              -              -
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES                 -              -              -              -
                                          ------------   ------------   ------------   ------------
INCREASE IN CASH AND CASH EQUIVALENTS                -              -              -              -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           -              -              -              -
                                          ------------   ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $          -   $          -   $          -   $          -
                                          ============   ============   ============   ============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued for services rendered $          -   $        148         11,500   $     11,648
                                          ============   ============   ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:

Cash Paid For:
Interest                                  $          -   $          -   $          -   $          -
                                          ============   ============   ============   ============
Income taxes                              $          -   $          -   $          -   $          -
                                          ============   ============   ============   ============









  The accompanying notes are an integral part of these financial statements.


                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                         Notes to Financial Statements
              For the Period Ended September 30, 2005 (Unaudited)


NOTE 1 -- ORGANIZATION

Echelon Acquisition Corp. (A Development Stage Enterprise) (the "Company") was incorporated on April 6, 2004 under the laws of the State of Delaware. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and locating potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of September 30, 2005.

The accompanying financial statements include the accounts of the Company from the date of its formation.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and nine months ended September 30, 2005 and from its inception (July 27, 2004) to September 30, 2005. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 as filed with the U.S. Securities and Exchange Commission.

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

                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                         Notes to Financial Statements
              For the Period Ended September 30, 2005 (Unaudited)


B.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2005.

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

                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                         Notes to Financial Statements
              For the Period Ended September 30, 2005 (Unaudited)


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

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2005 for purposes of computing fully diluted earnings per share.

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

                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                         Notes to Financial Statements
              For the Period Ended September 30, 2005 (Unaudited)


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

                           ECHELON ACQUISITION CORP.
                       (A Development Stage Enterprise)
                         Notes to Financial Statements
              For the Period Ended September 30, 2005 (Unaudited)


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

NOTE 4 - SHAREHOLDER'S EQUITY

On April 6, 2004, the Board of Directors issued 148,000 shares of common stock for $148 in services to the founding shareholder of the Company to fund organizational start-up costs.

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

As of the date hereof, management has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

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

The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies.

BUSINESS COMBINATION

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

LIQUIDITY AND OPERATIONAL RESULTS

The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

We are dependent upon our officers to meet any de minimis costs that may occur. William Tay, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had no cash and no other assets.

ACCOUNTING FOR BUSINESS COMBINATION

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

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

Item 6. Exhibits and Reports on Form 8-K.

    1)  Exhibits

        31.1 Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002.

        32.1 Certification Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

     2)  Reports on Form 8-K:

         There were no reports on Form 8-K filed by the Company during the quarter.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ECHELON ACQUISITION CORP.


Dated: October 21, 2005                                By:   /s/ William Tay
                                                       -------------------------
                                                       William Tay
                                                       Chief Executive Officer,
                                                       President

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

Date: October 21, 2005


/s/ William Tay
-------------------------------------
William Tay, President, CEO and CFO

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


            In connection with the quarterly report of Echelon Acquisition Corp. (the "Company") on Form 10-QSB for the period ending Sept. 30, 2005 as filed with the Securities and Exchange Commission on October 21, 2005 (the "Report"), I, William Tay, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ William Tay
--------------------------------------------
William Tay
Chief Executive Officer and
Chief Financial Officer
October 21, 2005