Form 10KSB
period 2005-12-31
ECHELON ACQUISITION CORP.
filed 2006-03-31
CIK 1302646

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

             [x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2005

       {square}TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-50977

                           ECHELON ACQUISITION CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                     n/a
---------------------------------      --------------------------------------
  State or other jurisdiction          I.R.S. Employer Identification Number
of incorporation or organization



492 Andrew Avenue, Encinitas, California               92024
----------------------------------------          ---------------
(Address of principal executive offices)             (zip code)


                   Issuer's Telephone Number: (760) 436-4727

        Securities registered under Section 12(b) of the Exchange Act:
                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value
                               ----------------
                               (Title if Class)

       Check  whether  the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    X
No

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Indicate  by  check  mark whether the registrant is a shell company  (as
defined in Rule 12b-2 of the Exchange Act). Yes     X       No

       The issuer's revenues for its most recent fiscal year ended December 31, 2005. $0.00

       The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2005, was 11,648,000 shares.

       Transitional  Small  Business  Disclosure   Format   (check   one):  Yes
             No      X




                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

       Echelon Acquisition Corp. (the "Company") was incorporated on July 27, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

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

       Management believes that there are perceived benefits to being a reporting company with a class of publicly-registered securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

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

       Management is seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

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

       Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have no cash assets with which to pay such obligation.

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

    *   the potential for profit;

    * the perceived public recognition or acceptance of products, services, or trades; name identification; and

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

       In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

       As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

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



                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will request that our common stock be quoted on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

       The proposed business activities described herein classify us as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. Accordingly, our stockholder has agreed that he will not sell or otherwise transfer his shares of our common stock except in connection with or following completion of a merger or acquisition and we are no longer classified as a blank check company.

       There is currently one stockholder of our outstanding common stock.

       During the past three years, we have issued securities which were not registered as follows:

DATE                 NAME     NUMBER OF SHARES CONSIDERATION
----------------- ----------- ---------------- -------------
July 27, 2004     Soloman Lam     148,000        $148 (1)
February 23, 2005 William Tay    11,500,000     $11,500 (1)

------------
(1) (1) Shares issued to Mr. Tay and Mr. Lam were in return for services provided to the Company, in lieu of cash. With respect to the stock issued to Mr. Tay and Mr. Lam, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. No shares of these offerings were offered to any other person or entity. The manner of the solicitation was done internally due to the fact that at their respective times both Mr. Tay and Mr. Lam was the controlling person of the Company. All information pertaining to the Company was available to Mr. Tay and Mr. Lam due to the positions held by them in the Company at their respective tenures.

ITEM 6. PLAN OF OPERATION

       We have registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

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

       We will not acquire or merge with any entity which does not intend to provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

       Our financial statements reflect the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

       Our sole officer and director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

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

ITEM 7. FINANCIAL STATEMENTS

       The financial statements for the year ended December 31, 2005 are attached to this filing.


       As the Company is an inactive entity, as defined by Section 3-11 of Regulation S-X, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

ITEM 8A. CONTROLS AND PROCEDURES

       We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our sole officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our sole officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

    NONE


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       As of December 31, 2005, our Director and Officer are as follows:

Name          Age   Positions and Offices Held
-----------   ---   ------------------------------------------------------
William Tay   34    President, Secretary, Treasurer, Director

       There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

       Set forth below is the name of our director and officer as of December 31, 2005, all positions and offices held with us, the period during which he has served as such, and the business experience during at least the last five years:

       William Tay served as President, Secretary, Treasurer and Director for the Company for the year ended December 31, 2005, the fiscal year covered by this report on Form 10-KSB. Mr. Tay has served as an officer and Director of the Company from February 23, 2005 to his resignation on January 19, 2006. For the past five years, Mr. Tay has been a business consultant, specializing in corporate and securities consulting services for small to medium sized entrepreneurial companies. Mr. Tay has years of experience in starting new enterprises; having spent the last 8 years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were SEC registered and fully reporting blank check companies seeking merger and acquisition candidates. Mr. Tay also has experience in business reorganizations and cross border business transactions. Mr. Tay spends approximately 20 hours per month on the Company's business. Prior to that, Mr. Tay was a licensed National Association of Securities Dealers (NASD) Series 7 Registered Representative, or stockbroker on Wall Street and in Great Neck, New York.

CONFLICTS OF INTEREST

       Our officer and director expects to organize other companies of a similar nature and with a similar purpose as us. Consequently, there are potential inherent conflicts of interest in acting as our officer and director. Insofar as the officer and director is engaged in other business activities, management anticipates that he will devote only a minor amount of time to our affairs. We do not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

      A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for us and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, any blank check companies with which management is, or may be, affiliated may differ from us in certain items such as place of incorporation, number of shares and stockholder, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after us. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

      The terms of business combination may include such terms as Mr. Tay remaining a director or officer of the Company and/or the continuing securities work of the Company being handled by the consulting firm of which Mr. Tay is a director. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Tay for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Tay would directly benefit from such employment or payment. Such benefits may influence Mr. Tay's choice of a target company.

      We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that reference results in a business combination. No finder's fee of any kind will be paid by us to management or our promoters or to their associates or affiliates. No loans of any type have, or will be, made by us to management or our promoters of or to any of their associates or affiliates.

      There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by stockholders or our stockholder to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that during the year ended 2004 all forms 3 and 4 were filed on a timely basis.

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

ITEM 10. EXECUTIVE COMPENSATION

       Our officer and director does not receive any compensation for his services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways upon consummation of a merger/acquisition transaction.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of December 31, 2005, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address                                             Percent of
Of Beneficial Owner        Amount of Beneficial Ownership Outstanding Stock
-------------------------- ------------------------------ -----------------
William Tay                          11,648,000                 100%
P.O. Box 42198
Philadelphia, PA 19101

All Executive Officers and
Directors as a Group
(1 Person)                           11,648,000                 100%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On July 27, 2004 (inception), the Company issued 148,000 restricted shares of its common stock to Soloman Lam in exchange for his services in developing our business concept and plan. See Item 4, "Recent Sales of Unregistered Securities." At that time, Mr. Lam was our sole officer and director and sole shareholder of the Company until February 23, 2005. With respect to the sales made to Mr. Lam, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder. Then on February 23, 2005, the Board of Directors of the Company approved the issuance of 11,500,000 restricted shares of the Company's $.001 par value Common Stock. The shares were issued to retain the services of William Tay as CEO and President of the Company and were deemed fully paid and non-assessable on that date. The issuance was carried out in a private transaction pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

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

ITEM 13. EXHIBITS

(a) Exhibits

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

31.1** Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------
*Previously filed
**Filed herewith

(b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                             2005
                             ----
(1) Audit Fees               None
(2) Audit Related Fees       None
(3) Tax Fees                 None
(4) All Other Fees           None

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

                                        ECHELON ACQUISITION CORP.


                                        By:   /s/ Wang Hui
                                            ------------------------------
                                              Wang Hui, President

Dated: March 31, 2006

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                        OFFICE                 DATE
----                                        ------                 ----

/s/ Wang Hui                         President, Secretary,    March 31, 2006
------------------------------       Treasurer, Chief
Wang Hui                             Accounting Officer,
                                     And Director

                           ECHELON ACQUISITION CORP.


                         (A DEVELOPMENT STAGE COMPANY)


                             FINANCIAL STATEMENTS


                            AS OF DECEMBER 31, 2005

                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                               December 31, 2005
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

                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                               Period from
                                             For the          For the         July 27, 2004
                                            Year Ended       Year Ended      (inception) to
                                            December 31,     December 31,      December 31,
                                               2005              2004              2005
                                          ---------------   ---------------   --------------

Revenue                                   $             -   $             -   $            -
                                          ---------------   ---------------   --------------

General and administrative
 Organization and related expenses                      -               148              148
 Administrative and general expenses               11,500               800           12,300
                                          ---------------   ---------------   --------------
Net loss and deficit accumulated during
 development stage                        $       (11,500)  $          (948)  $
(12,448)
                                          ===============   ===============   ==============

Basic and diluted loss per share          $        (0.001)  $         (0.01)  $
(0.001)
                                          ===============   ===============   ==============
Weighted average number of common
 shares outstanding                            11,648,000           148,000       11,648,000
                                          ===============   ===============   ==============


The accompanying notes are an integral part of these financial statements.


                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)


                                                                               Period from
                                             For the          For the         July 27, 2004
                                            Year Ended       Year Ended      (inception) to
                                            December 31,     December 31,      December 31,
                                               2005              2004              2005
                                          ---------------   ---------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $       (11,500)  $          (948)  $
(12,448)
Issuance of stock for services rendered            11,500               148           11,648
Increases (Decrease) in accrued expenses                -               800              800
                                          ---------------   ---------------   --------------
Net Cash Provided (used) by Operating
  Activities                                            -                 -                -

CASH FLOWS FROM INVESTING ACTIVITIES                    -                 -                -
                                          ---------------   ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES                    -                 -                -
                                          ---------------   ---------------   --------------
INCREASE IN CASH AND CASH EQUIVALENTS                   -                 -                -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                              -                 -                -
                                          ---------------   ---------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD$             -   $             -   $            -
                                          ===============   ===============   ==============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued for services rendered $        11,500   $           148   $       11,648
                                          ===============   ===============   ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:
Cash Paid For:
Interest                                  $             -   $             -   $            -
                                          ===============   ===============   ==============
Income taxes                              $             -   $             -   $            -
                                          ===============   ===============   ==============



The accompanying notes are an integral part of these financial statements.




                           ECHELON ACQUISITION CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                 For The Period From July 27, 2004 (Inception)
                             To December 31, 2005
                                  (Unaudited)


                                    Common Stock
                              -------------------------   Additional                   Total
                               Numbers of                  paid-in     Accumulated  Stockholders'
                                 Shares       Amount       capital       Deficit       Equity
                              ------------  -----------   -----------   ---------   -------------
Shares issued to founder for
 organization cost and
 services on July 27, 2004
 (inception)                       148,000  $       148   $         -   $       -   $         148

Net loss                                 -            -             -        (948)           (948)
                              ------------  -----------   -----------   ---------   -------------
Balance, December 31, 2004         148,000          148             -        (948)           (800)

Shares issued for services
 rendered on February 23,
 2005                           11,500,000       11,500             -           -          11,500

Net loss                                 -            -             -     (11,500)        (11,500)
                              ------------  -----------   -----------   ---------   -------------
Balance, December 31, 2005      11,648,000  $    11,648   $         -   $ (12,448)  $        (800)
                              ============  ===========   ===========   =========   =============




The accompanying notes are an integral part of these financial statements.


                           ECHELON ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                  (UNAUDITED)


NOTE 1  ORGANIZATION

       Echelon Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on July 27, 2004 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B.  Income Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2005.

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

                           ECHELON ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                  (UNAUDITED)


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

E.  Basic Loss Per Common Share

       Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2005 for purposes of computing fully diluted earnings per share.

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

                           ECHELON ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                  (UNAUDITED)


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

NOTE 3  GOING CONCERN

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

                           ECHELON ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                  (UNAUDITED)


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

NOTE 4  SHAREHOLDER'S EQUITY

       On July 27, 2004 (inception), the Board of Directors issued 148,000 shares of common stock for $148 in services to the founding shareholder of the Company to fund organizational start-up costs.

       On February 23, 2005, the Board of Directors issued 11,500,000 shares of common stock for $11,500 in services rendered to an officer and director of the Company.

Common Stock

       The holders of the Company's common stock:

       * Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

       * Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

       * Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

       * Are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Preferred Stock

       The Company has authorized, but not issued, 20,000,000 shares of preferred stock at $.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

EXHIBIT 31

                                 CERTIFICATION

I, Wang Hui, certify that:

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

4. I am the sole officer and director and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the small business issuer disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors of the small business issuer's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 31, 2006

/s/ Wang Hui
-------------------------------
By: Wang Hui
Title: President and Chief Accounting Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Echelon Acquisition Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), I, Wang Hui, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                  /s/ Wang Hui
                                  -------------------------------
                                  By: Wang Hui
                                  Title: President and Chief Accounting Officer
                                  Dated: March 31, 2006