Form 10QSB
period 2006-03-31
ASIA BIOTECHNOLOGY GROUP INC
filed 2006-10-10
CIK 1302646

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

              [X] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2006

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from __________ to __________

                         Commission file number 0-50977

                          ASIA BIOTECHNOLOGY GROUP INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                                   N/A
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

                  No.7 Bohaisanlu, Pingfang Industrial District
              Economic and Technological Development Area, Harbin,
                    Heilongjiang Province, P.R. China 150069
                    (Address of Principal Executive Offices)

                                 +86 451 8681288
                              +86 451 8681399(Fax)
                (Issuer's Telephone Number, Including Area Code)

                            Echelon Acquisition Corp.
                 492 Andrew Avenue, Encinitas, California 92024
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,240,000 shares of common stock issued and outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

Part I  Financial Information ...............................................F-1
Item 1. Financial Statements.................................................F-1
Item 2 Management's Discussion and Analysis of
         Financial Condition and Results of Operation..........................1
Item3.Controls and Procedures..................................................6
Part II  Other Information.....................................................6
Item 1. Legal Proceedings......................................................6
Item 2 Changes in Securities...................................................7
Item 3 Defaults upon Senior Securities ........................................7
Item 4 Submission of Matters to a Vote of Security Holders.....................7
Item 5 Other Information.......................................................7
Item 6 Exhibits................................................................7

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ASIA BIOTECHNOLOGY GROUP INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                         March 31,    March 31,
                                                           2006         2005
                                                         ---------    ---------
                                                         Unaudited    Unaudited
ASSETS

Current assets:
  Cash and cash equivalents                              $    --      $    --
                                                         ---------    ---------
               Total assets                              $    --      $    --
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accrued liabilities                                    $   3,300    $     800
                                                         ---------    ---------
               Total current liabilities                     3,300          800
                                                         ---------    ---------

               Total liabilities                             3,300          800


Shareholders' deficit:
 Preferred  Stock at $0.001 par value; authorized             --           --
20,000,000 shares; no shares issued and outstanding
Common stock at $0.001 par value; authorized                11,648       11,648
 100,000,000 shares; 11,648,000 shares issued
 and outstanding
Deficit accumulated during the development stage           (14,948)     (12,448)
                                                         ---------    ---------
               Total shareholders' deficit                  (3,300)        (800)
                                                         ---------    ---------
               Total liabilities and shareholders'       $    --      $    --
                                                         =========    =========




See accompanying notes to financial statements.


                          ASIA BIOTECHNOLOGY GROUP INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                    Period from
                                               For the three     For the three     July 27, 2004
                                                months ended      months ended     (inception) to
                                                  March 31,         March 31,         March 31,
                                                    2006              2005              2006
                                               --------------    --------------    --------------
                                                 Unaudited         Unaudited         Unaudited

Revenue                                        $         --      $         --      $         --

General and administrative
  Organization and related expenses                      --                --                 148
  General and administrative expenses                   2,500            11,500            14,800
                                               --------------    --------------    --------------
    Total general and administrative                    2,500            11,500            14,948
                                               --------------    --------------    --------------

Net loss                                               (2,500)   $      (11,500)   $      (14,948)
                                               ==============    ==============    ==============

Net loss per share
- basic and fully diluted                      $        (0.00)   $        (0.00)   $        (0.00)
                                               ==============    ==============    ==============

Weighted average ordinary shares outstanding
- basic and fully diluted                          11,648,000        11,648,000        11,648,000
                                               ==============    ==============    ==============










See accompanying notes to financial statements.


                          ASIA BIOTECHNOLOGY GROUP INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                            Period from
                                                       For the three     For the three     July 27, 2004
                                                        months ended      months ended     (inception) to
                                                          March 31,         March 31,         March 31,
                                                            2006              2005              2006
                                                       --------------    --------------    --------------
                                                         Unaudited         Unaudited         Unaudited
Cash flows from operating activities
  Net loss                                             $       (2,500)   $      (11,500)   $      (14,948)

  Issuance of stock for services rendered                        --              11,500            11,648
  Increase in accrued liabilities                               2,500              --               3,300
                                                       --------------    --------------    --------------
Net cash generated from operating activities                     --                --                --

Cash flows from investing activities                             --                --                --

Cash flows from financing activities                             --                --                --
                                                       --------------    --------------    --------------

Net increase (decrease) in cash and cash equivalents             --                --                --
Cash and cash equivalents, beginning of year                     --                --                --
                                                       --------------    --------------    --------------
Cash and cash equivalents, end of year                 $         --      $         --      $         --
                                                       ==============    ==============    ==============

Supplementary disclosures of cash flow information:
  Cash paid (refund) during the year for:
    Interest                                           $         --      $         --      $         --
    Income taxes                                       $         --      $         --      $         --








See accompanying notes to financial statements.

NOTE 1  BUSINESS DESCRIPTION AND ORGANIZATION

     Asia Biotechnology Group Inc. (the "Company") was formerly named Echelon Acquisition Corp. which was incorporated under the laws of the State of Delaware on July 27, 2004 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

     The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

A.   Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

B.   Cash and cash equivalents

     Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

C.   Foreign currency translation

     Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

     For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

D.   Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E.   Significant Estimates

     Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates relate to valuation of the useful lives of the Company's equipment and valuation of contingent liabilities and the valuation of stock issued for services.

F.   Income Taxes

     The Company accounts for income taxes under the Statement of Financial Accounting Standards ("SFAS") Statement No. 109, "Accounting for Income Taxes" "Statement 109". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2006

G.   Basic Loss Per Common Share

     Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at March 31, 2006 for purposes of computing fully diluted earnings per share.

H.   Stock Based Compensation

     The Company accounts for stock options issued to employees and non-employees in accordance with the provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", which requires that issuances of stock options be recorded at fair market value.

I.   Impact of New Accounting Standards

     In March 2005, the SEC staff issued additional guidance on SFAS 123 (R) in the form of Staff Accounting Bulletin ("SAB") No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123
(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123 (R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by FAS 123 (R) to choose an option-pricing model that meets the standard's fair value measurement objective; (b) expected volatility - the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and
(c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123 (R) but does not believe its adoption will have material impact on the Company's financial statements or results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial statements or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities ("VIE"). Until this interpretation, the Company generally included entities in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's Consolidated Financial Statements as of March 31, 2006.

     In March 2005, FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligation," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company's financial position, results of operations or cash flows. In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154,
Accounting  Changes  and Error  Corrections  ("SFAS No.  154"),  which  replaced
Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company's operations will depend on future accounting pronouncements or changes in accounting principles.

     In November 2004, the Financial Accounting Statements Board (FASB) issued SFAS Statement No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4. Under FASB Statement No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements, results of operations, or cash flows.

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

The impact on the Company's operations will depend on future accounting pronouncements or changes in accounting principles.

J.   Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet credit exposure related to its customers.

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

NOTE 5  SUBSEQUENT EVENTS

     On May 8, 2006, an agreement and plan of reorganization was entered into among the Company; Asia Biotechnology Group Inc., a corporation organized under the laws of British Virgin Islands (the "ABG"); Far Grand Investments Limited, a corporation organized under the laws of Cayman Islands, acting as the shareholder of ABG, (the "ABG Shareholder"); Harbin OT Pharmaceutical Co., Limited, a company organized under the laws of Samoa (the "OT Samoa"); and shareholders of OT Samoa ( collectively the "OT Samoa Shareholders").

     The respective Boards of Directors of the Company, ABG and OT Samoa have adopted resolutions pursuant to which all of the issued and outstanding shares of the common stock of ABG (the "ABG Share") and all of the issued and outstanding shares of OT Samoa (the "OT Samoa Shares") will be converted into the right to receive a specified number of shares of the common stock of the Company (the " Shares"); and whereas, the sole consideration for the exchange of the ABG Share shall be the receipt by the ABG Shareholder of 23,296,000 Shares, $0.001 par value per share; and the sole consideration for the exchange of the OT Samoa Shares shall be the receipt by the OT Samoa Shareholders of 23,296,000 Shares, $0.001 par value per share.

     The ABG Shareholder and the OT Samoa Shareholders individually agrees to transfer to the Company at the closing (the "Closing") the ABG Share and OT Samoa Shares, in exchange for newly issued and restricted shares of common stock of the Company. In connection with the acquisition of the ABG Share and the OT Samoa Shares, the Company shall issue to the ABG Shareholder an aggregate of Twenty Three Million Two Hundred and Ninety Six Thousand (23,296,000) Shares, and shall simultaneously issue to the OT Samoa Shareholders an aggregate of Twenty Three Million Two Hundred and Ninety Six Thousand (23,296,000) shares of the Company common stock. Such shares at the Closing shall equal eighty percent (80%) of the issued and outstanding shares of the Company. After the Closing, there will be 58,240,000 outstanding shares of common stock of the reorganized the Company.

     ABG and OT Samoa both became the Company's wholly owned subsidiaries and the former shareholders of ABG ("shareholders") obtained effective operating control of the combined company after the share exchange. Generally accepted accounting principles require that ABG whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of future financial statements will be restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented.

Item 2. Management's Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-QSB which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

BACKGROUND OF THE COMPANY

The Company was organized under the Laws of the State of Delaware, on July 27, 2004, as a blank check or shell company whose primary purpose is to engage in a merger with, or acquisition of one or a small number of private firms. Such firms are expected to be private corporations, partnerships or sole proprietorships. From inception through the present time, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger candidates. The Company is still a "blank check" or "shell" company.

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

There is no trading market for our common stock and no market may ever exist for the Company's common stock. The Company plans to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board"). There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

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

LIQUIDITY

At March 31, 2006 and March 31, 2005, the Company had no cash and no other assets.

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

SUBSEQUENT EVENTS

     On May 8, 2006, an agreement and plan of reorganization was entered into among the Company; Asia Biotechnology Group Inc., a corporation organized under the laws of British Virgin Islands (the "ABG"); Far Grand Investments Limited, a corporation organized under the laws of Cayman Islands, acting as the shareholder of ABG, (the "ABG Shareholder"); Harbin OT Pharmaceutical Co., Limited, a company organized under the laws of Samoa (the "OT Samoa"); and shareholders of OT Samoa ( collectively the "OT Samoa Shareholders").

     The respective Boards of Directors of the Company, ABG and OT Samoa have adopted resolutions pursuant to which all of the issued and outstanding shares of the common stock of ABG (the "ABG Share") and all of the issued and outstanding shares of OT Samoa (the "OT Samoa Shares") will be converted into the right to receive a specified number of shares of the common stock of the Company (the " Shares"); and whereas, the sole consideration for the exchange of the ABG Share shall be the receipt by the ABG Shareholder of 23,296,000 Shares, $0.001 par value per share; and the sole consideration for the exchange of the OT Samoa Shares shall be the receipt by the OT Samoa Shareholders of 23,296,000 Shares, $0.001 par value per share.

     The ABG Shareholder and the OT Samoa Shareholders individually agrees to transfer to the Company at the closing (the "Closing") the ABG Share and OT Samoa Shares, in exchange for newly issued and restricted shares of common stock of the Company. In connection with the acquisition of the ABG Share and the OT Samoa Shares, the Company shall issue to the ABG Shareholder an aggregate of Twenty Three Million Two Hundred and Ninety Six Thousand (23,296,000) Shares, and shall simultaneously issue to the OT Samoa Shareholders an aggregate of Twenty Three Million Two Hundred and Ninety Six Thousand (23,296,000) shares of the Company common stock. Such shares at the Closing shall equal eighty percent

(80%) of the issued and outstanding shares of the Company. After the Closing, there will be 58,240,000 outstanding shares of common stock of the reorganized the Company.

     ABG and OT Samoa both became the Company's wholly owned subsidiaries and the former shareholders of ABG ("shareholders") obtained effective operating control of the combined company after the share exchange. Generally accepted accounting principles require that ABG whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of future financial statements will be restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented.

ITEM 3. Controls and Procedures

On January 17, 2006, Coast To Coast Financial International, Inc., a US Virgin Islands Corporation acquired 11,500,000 restricted common shares of the Company in a private purchase transaction. On January 19, 2006, Wang Hui acquired 11,065,600 shares from Coast To Coast Financial International, Inc. in a private purchase transaction. Wang Hui became the "control person" of the Company as that term is defined in the Securities Act of 1933, as amended. Simultaneously with this transaction, the Board of Directors of the Company nominated Wang Hui to the Board of Directors and all former officers and directors resigned. Wang Hui was then named President, Secretary and Treasurer of the Company.

Based on this most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities.

On January 17, 2006, Coast To Coast Financial International, Inc., a US Virgin Islands Corporation acquired 11,500,000 restricted common shares of the Company in a private purchase transaction. On January 19, 2006, Wang Hui acquired

11,065,600 shares from Coast To Coast Financial International, Inc. in a private purchase transaction. Wang Hui became the "control person" of the Company as that term is defined in the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     1)   Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1 -Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -  Certification  of the  Chief  Financial  Officer  pursuant  to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     2)   Reports on Form 8-K

          A Form 8-K was filed on April 13, 2006 by the Company to reflect the change of control.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ASIA BIOTECHNOLOGY GROUP INC.


Dated: September 30, 2006
By: /s/ Xueliang Qiu
    President and CEO